Form 10QSB
period 1996-06-30
ADVANCED DETECTORS INC
filed 1996-08-23
CIK 792381

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB

(Mark One)
( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                  OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to______________

                      Commission file no. 0-15282

                       ADVANCED DETECTORS, INC.
        (Exact name of registrant as specified in its charter)


          Delaware                           33-0108869
(State or other jurisdiction of         (I.R.S. Employer Identi-
 incorporation or organization)          fication No.)

1220-A Avenida Acaso, Camarillo, California          93012
  (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (805) 484-8300

 Xsirius, Inc., 1220 Avenida Acaso, Camarillo, California  93012
___________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the requirement was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

As of January 31, 1996, there were 3,490,583 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes  /   /     No   / X /

                                 INDEX


                       ADVANCED DETECTORS, INC.


PART I - FINANCIAL INFORMATION                              Page


ITEM 1.   Financial Statements (Unaudited)

          Balance Sheets -
          June 30, 1996 and March 31, 1996                  3-4


          Statements of Operations -
          for the three month periods ended
          June 30, 1996 and June 30, 1995                   5


          Statements of Cash Flows -
          for the three month periods ended
          June 30, 1996 and June 30, 1995                   6


          Notes to Financial Statements - June 30, 1996     7



ITEM 2.   Management's Discussion and Analysis or
          Plan of Operation                                 8-10



Part II - OTHER INFORMATION

ITEMS 1 through 6 Not Applicable


SIGNATURES                                                  11

                    PART I - FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

                       ADVANCED DETECTORS, INC.
                           BALANCE SHEET

                                           June 30,      March 31,
                                             1996          1996
                                             ____          ____
                                          (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                 $ 77,000      $326,000
 Trade, contract and grant receivables       84,000        53,000
 Inventory                                   59,000        44,000
 Prepaid expenses and other                  41,000        43,000
                                           ________      ________
          TOTAL CURRENT ASSETS              261,000       466,000
                                           ________      ________

EQUIPMENT AND LEASEHOLD IMPROVEMENTS        780,000       780,000
 Less accumulated depreciation             (674,000)     (653,000)
                                           ________      ________
                                            106,000       127,000
                                           ________      ________
OTHER ASSETS
 Deferred expenses                           41,000        59,000
 Deposits and other                          13,000        12,000
                                           ________      ________
                                             54,000        71,000
                                           ________      ________

TOTAL ASSETS                               $421,000      $664,000
                                           ________      ________
                                           ________      ________


See notes to accompanying financial statements.

                       ADVANCED DETECTORS, INC.
                             BALANCE SHEET

                                             June 30,      March 31,
                                               1996          1996
                                               ____          ____
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses     $   296,000   $   162,000
 Accrued salary to officer                     381,000       381,000
 Notes payable                                    -           11,000
 Amounts due to related parties                                5,000
 Accrued salaries and benefits                                66,000
                                           ___________   ___________
          TOTAL CURRENT LIABILITIES        $   677,000   $   625,000
                                           ___________   ___________

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $.01 per share,
  15,000,000 shares authorized; 3,506,306
  shares issued (3,490,583 shares out-
  standing at December 31, 1995 and March
  31, 1995).                                    35,000        35,000
 Additional paid in capital                 14,043,000    14,043,000
 Accumulated deficit                       (14,275,000)  (13,980,000)
  Less cost of 15,723 shares of Common
  Stock in treasury 67 shares of Special
  Preferred Convertible Stock in treasury.     (59,000)      (59,000)
                                           ___________   ___________

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (256,000)       39,000
                                           ___________   ___________

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                          $   421,000   $   664,000
                                           ___________   ___________
                                           ___________   ___________


See notes to accompanying financial statements.

                       ADVANCED DETECTORS, INC.
                        STATEMENT OF OPERATIONS
                              (Unaudited)
                                        For the three months ended
                                                  June 30,
                                           1996           1995
                                           ____           ____
REVENUE
 Trade, contract and grant revenues     $   33,000     $  209,000
 Detector Sales                             48,000
                                        __________     __________
TOTAL REVENUES                             181,000        209,000


COSTS AND EXPENSES
 Cost of goods sold                         12,000
 Research and development                  296,000        316,000
 General and administrative                170,000        264,000
                                        __________     __________
TOTAL COSTS AND EXPENSES                   478,000        580,000
                                        __________     __________

LOSS FROM OPERATIONS                      (297,000)      (371,000)


INTEREST/OTHER INCOME                        2,000        108,000

NET LOSS                                $ (295,000)    $ (263,000)
                                        __________     __________

NET LOSS PER SHARE                      $    (0.08)    $    (0.08)
                                        __________     __________

Weighted average common and common
 equivalent shares outstanding           3,506,306      3,506,306
                                        __________     __________


See notes to accompanying financial statements.

                       ADVANCED DETECTORS, INC.
                        STATEMENT OF CASH FLOWS
                              (Unaudited)

                                   For the three months ended June 30,
                                        1996                1995
                                        ____                ____
Operating activities:
 Net income (loss)                 $  (295,000)        $  (263,000)
Adjustments to reconcile to
net cash provided by operating
activities:
 Depreciation                           21,000              36,000
 Gain on sale of marketable
 securities                                                (88,000)
Changes in operating assets
and liabilities:
 Trade, contracts and grants
 receivables                           (31,000)             36,000
 Inventory                             (15,000)
 Prepaid expenses and other             19,000              (3,000)
 Accounts payable and accrued
 expenses                              134,000             (38,000)
 Interest payable                         -                 55,000
 Rent payable                             -                 42,000
 Accrued salary and benefits           (66,000)            (18,000)
 Accrued salary payable to officer        -                 63,000
NET CASH USED BY
 OPERATING ACTIVITIES                 (233,000)           (178,000)
Investing activities:
 Purchase of equipment                                      (2,000)
 Other assets                                               19,000
NET CASH PROVIDED BY
 INVESTING ACTIVITIES                     -                 17,000
Financing activities:
 Repayment on debt                     (16,000)
 Proceeds from sale of marketable
 securities                                                 88,000
NET CASH (USED) PROVIDED BY
 FINANCING ACTIVITIES                  (16,000)             88,000
NET DECREASE IN CASH AND CASH
 EQUIVALENTS                          (249,000)            (73,000)
Cash and cash equivalents at
 beginning of period                   326,000             253,000
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                         $    77,000         $   180,000

See notes to accompanying financial statements.

                       ADVANCED DETECTORS, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Advanced Detectors, Inc. (the "Company") on Form 10-KSB for the fiscal year ended March 31, 1996.

NOTE B--NET INCOME (LOSS) PER SHARE

The weighted average number of common and common stock equivalent shares outstanding was computed in accordance with Accounting
Principles Board (APB) Opinion No. 15. Common stock equivalents were not considered in the calculation as their effect would be antidilutive.

NOTE C--GOING CONCERN

Management has evaluated the Company's current financial situation and its available resources and has implemented appropriate plans such that it believes it can meet its obligations through December 31, 1996. After that date, the Company will likely require additional external financing to continue as a going concern. The Company's success in obtaining external financing has to date been very limited, and there can be no assurance that any additional efforts will be successful. Accordingly, there is significant doubt about the Company's ability to continue as a going concern following December 31, 1996.

NOTE D--SUBSEQUENT EVENT

In August 1996, the Company obtained $480,000 in bridge financing from 8 persons, including certain of the Company's directors, certain of its stockholders and others (the "Loans"). The Loans bear interest at the prime rate determined by Corestates Bank, N.A. and interest and principal are payable in full on January 31, 1997. The Loans are secured by a first lien and security interest in the Company's assets and by a pledge by the Company of its stock option to purchase 750,000 shares of common stock of Advanced Photonix, Inc. Additionally, as an inducement to the lenders to make the Loans, each lender was issued a five year warrant to purchase that number of shares of the Company's Common Stock as equals the aggregate face amount of the Loan made by such lender, at an exercise price of $.25 per share.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Three months ended June 30 ,1996 compared to the Three months ended June 30, 1995

During the three months ended June 30, 1996, the Company recognized revenue of $181,000 compared to $209,000 of revenue recognized during the three months ended June 30, 1995. Revenues from the quarter ended June 30, 1996 consisted of contract and grant revenues of $133,000, a decrease of $76,000 from the comparable prior year quarter, and $48,000 in revenues generated from sale of the Company's Lead-in-Paint XRF detectors compared to no similar revenue during the prior year comparable results. Of the contract and grant revenue recognized during the quarter ended June 30, 1996, Small Business Innovation Research ("SBIR") grants with the National Institutes of Health ("NIH") accounted for $58,000, or 44%, a contract with the Department of Energy ("DOE") accounted for $45,000, or 34%, and a grant with the National Aeronautics and Space Administration ("NASA") accounted for $30,000, or 22%. The decrease in contract and grant revenue compared to the quarter ended June 30, 1995 was attributable to the completion of one of the SBIR grants with NIH prior to the first quarter of fiscal year 1996.

The Company continues to submit proposals with various government agencies and commercial entities. Effective June 10, 1996, the NIH SBIR program awarded the Company a six-month Phase 1 research contract for $99,917, entitled "New Scintigraphy Mammography Camera". It is anticipated that this revenue will be recognized over the second and third quarters of fiscal year 1996.

Research and development expenses were $308,000 during the three months ended June 30, 1996 compared to $316,000 incurred during the three months ended June 30, 1995, a decrease of $8,000, or 3%. The decrease was attributable to a reduction in personnel and operating expenses. Of the $308,000 of research and development expenses incurred during the quarter ended June 30, 1996, $160,000, or 52%, represented direct costs associated with contract and grants, and $148,000, or 48%, represented direct costs associated with commercial development projects. Research and development costs are expected to continue to increase as the Company heightens its efforts to commercialize its XRF technology subject to careful monitoring of such costs in light of the Company's current financial condition.

General and administrative expenses were $170,000 during the three months ended June 30, 1996 compared to $264,000 during the corresponding period in fiscal 1995, a decrease of $94,000, or 36%. The decrease resulted primarily from a reduction in personnel costs, consulting fees and legal fees attendant to the Company's reduction in operations.

Interest and other income was $2,000 in the three months ended June 30, 1996 compared to $108,000 in the corresponding period in fiscal 1995, a decrease of $106,000. The decrease was primarily attributable to the usage of available cash to fund operations during the first quarter of fiscal year 1996.

Liquidity and Capital Resources

The Company's principal sources of cash during the three month period ended June 30, 1996 included research contract and grant funding, which was used principally to offset research and development costs and expenses associated with performing such contracts as well as an allocable portion of overhead associated with performing such contracts. At June 30, 1996, the Company had cash and cash equivalents of $77,000 and negative working capital of $416,000.

Although the Company believes that its current government funded research development contracts, grants and awards will provide sufficient revenue to offset costs and expenses associated with work performed under such contracts, the Company will require substantial additional funding to meet its operating objectives, principally in connection with bringing its XRF Lead-in-Paint detector to market. The Company has experienced a severe cash shortfall and, on occasion, had implemented short-term shutdowns to preserve its cash resources without jeopardizing its strategic objectives. In August 1996, the Company obtained $480,000 in bridge financing from 8 persons, including certain of the Company's directors, certain of its stockholders and others (the "Loans"). The Loans bear interest at the prime rate determined by Corestates Bank, N.A. and interest and principal are payable in full on January 31, 1997. The Loans are secured by a first lien and security interest in the Company's assets and by a pledge by the Company of its stock option to purchase 750,000 shares of common stock of Advanced Photonix, Inc. Additionally, as an inducement to the lenders to make the Loans, each lender was issued a five year warrant to purchase that number of shares of the Company's Common Stock as equals the aggregate face amount of the Loan made by such lender, at an exercise price of $.25 per share. Although it is expected that the proceeds from the Loans will help to alleviate the Company's near-term cash shortfall, additional substantial financing will be required to enable the Company to meet its continuing objectives to commercialize its technologies. The ability of the Company to obtain such additional funds will be dependent upon additional external financing or other capital raising efforts. In light of the Company's limited success in raising external financing, including equity financing, there can be no assurance that any additional efforts will be successful. Accordingly, there can be no assurance that the Company will be able to continue as a going concern, without additional external financing for fiscal year 1997.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Advanced Detectors, Inc.
                                        (Registrant)




Date:  August 16, 1996             /s/ James H. Gerberman
                                   ____________________________
                                   James H. Gerberman, Ph.D.
                                   President, Chief Executive
                                   Officer, and Chief Financial
                                   Officer