Form 10QSB
period 1996-09-30
ADVANCED DETECTORS INC
filed 1996-11-21
CIK 792381

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-QSB

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996


OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________to______________


Commission file no. 0-15282

ADVANCED DETECTORS, INC.
(Exact name of registrant as specified in its charter)


		Delaware                       			                           33-0108869
(State or other jurisdiction of incorporation or organization)   	(I.R.S.
                                             (Employer Identification No.)


1220-A Avenida Acaso, Camarillo, California                   	    	93012
	(Address of principal executive offices)                         	(Zip Code)

Registrant's telephone number, including area code:    	      (805) 484-8300

	(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the requirement was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of October 31, 1996, there were 3,506,306 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ___	No   X

INDEX


ADVANCED DETECTORS, INC.


PART I - FINANCIAL INFORMATION                                 				Page


ITEM 1.	Financial Statements (Unaudited)

		Balance Sheets -
		September 30, 1996 and March 31, 1996					3-4


		Statements of Operations -
		for the three and six month periods ended
		September 30, 1996 and September 30, 1995				5


		Statements of Cash Flows -
		for the six month periods ended
		September 30, 1996 and September 30, 1995				6


		Notes to Financial Statements - September 30, 1996				7



ITEM 2.	Management's Discussion and Analysis or
		Plan of Operation				 				8-10



Part II - OTHER INFORMATION

Items 1 through 4 - Not Applicable
Item   5 - Other Information									11
Item   6 - Not Applicable


SIGNATURE										12







	PART I - FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS


                                    ADVANCED DETECTORS, INC.
	                                        BALANCE SHEET



				                            September 30,    March 31,
                             	 					1996		         1996
					                            (Unaudited)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents			 $   64,000  $      326,000
 Trade, contract and
grant receivables                 79,000          53,000
 Inventory					                  122,000          44,000
 Prepaid expenses and other	       7,000          43,000
          TOTAL CURRENT ASSETS   272,000         466,000

EQUIPMENT AND LEASEHOLD IMP		    781,000         780,000
 Less accumulated depreciation		(696,000)       (653,000)

          TOTAL EQUIPMENT 	       85,000         127,000

OTHER ASSETS
 Deferred expenses				            23,000          59,000
 Deposits and other				           12,000          12,000

          TOTAL OTHER ASSETS		    35,000          71,000

TOTAL ASSETS			           $      392,000    $    664,000


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and
 accrued expenses		       $      139,000    $    162,000
 Accrued salary to officer	      381,000         381,000
 Notes payable				               280,000          11,000
 Amounts due to related parties	    -              5,000
 Accrued salaries and benefits	     -             66,000

      TOTAL CURRENT LIABILITIES		800,000         625,000


STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.01 per share,  15,000,000 shares"
authorized; 3,506,306 shares issued (3,490,583 shares"
outstanding at September 30, 1996 and
March 31, 1996)                   35,000          35,000
 Additional paid in capital   14,043,000      14,043,000
 Accumulated deficit		       (14,427,000)    (13,980,000)
Less cost of 15,723 shares
of Common Stock in treasury
67 shares of Special
Preferred Convertible
Stock in treasury                (59,000)        (59,000)

TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)	               (408,000)         39,000

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)				       $     392,000  $      664,000


		                   ADVANCED DETECTORS, INC.
                     STATEMENT OF OPERATIONS
           								      (Unaudited)


			                    For the three months ended		For the six months ended
		                            September 30,             September 30,
                         1996        		1995			       1996	        	1995

REVENUE
Trade, contract and
grant revenues   $     297,000  $   316,000  $    430,000  $     525,000
Detector Sales	         33,000                     81,000
TOTAL REV	             330,000      316,000       511,000        525,000


COSTS AND EXPENSES
 COGS		                 20,000                     32,000
 R & D		               200,000      348,000       496,000        664,000
 G & A		               263,000      258,000       433,000        522,000

TOTAL EXP	             483,000      606,000       961,000      1,186,000

NET INC (LOSS)        (153,000)    (290,000)     (450,000)      (661,000)

Gain On Sale Of
Marketable Sec			                 2,078,000                    2,166,000

INT/OTH INC	             1,000        3,000          3,000        23,000


NET INC (LOSS)    $   (152,000) $ 1,791,000  $    (447,000)  $  1,528,000

NET INCOME (LOSS)
PER SHARE    	    $      (0.04)	$      0.51 	$       (0.13)		$       0.44

Weighted average common and
common  equivalent
shares outstanding    3,506,306    3,506,306      3,506,306     3,506,306



                          ADVANCED DETECTORS, INC.
               	          STATEMENT OF CASH FLOWS
                        			   (Unaudited)

						                      For the six months ended September 30,"
							                           1996		                   1995
Operating activities:
Net income (loss)					    $   (447,000)           $   1,528,000
Adjustments to reconcile to net cash provided by
operating activities:
 Depreciation					              43,000                   57,000
 Gain on sale of
marketable securities		            -   		            (2,166,000)
Changes in operating assets
and liabilities:		                 -
Trade, contracts and
grants receivables             (26,000)                 115,000
Inventory					                 (78,000)
Prepaid expenses and other      72,000                  (65,000)
Accounts payable and
accrued expenses & other	      (94,000)                  91,000

NET CASH USED BY
 OPERATING ACTIVITIES	        (530,000)                (440,000)

Investing activities:
 Purchase of equipment				       1,000                  (11,000)
 Other assets			   		                                    35,000
NET CASH PROVIDED BY
 INVESTING ACTIVITIES		         (1,000)                  24,000

Financing activities:
Repayment on debt				          (11,000)                (750,000)
Proceeds from sale of
marketable securities				                             2,166,000
Borrowings on debt				         280,000
NET CASH (USED) PROVIDED BY
FINANCING ACTIVITIES			        269,000                1,416,000

NET DECREASE IN CASH AND CASH
 EQUIVALENTS			               (262,000)               1,000,000

Cash and cash equivalents
at beginning of period	        326,000                  253,000

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD				              $   64,000               $1,253,000

ADVANCED DETECTORS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 1996
(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Advanced Detectors, Inc.
(the "Company") on Form 10-KSB for the fiscal year ended March 31, 1996.

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

NOTE D--BRIDGE FINANCING

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

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Three months ended September 30 ,1996 compared to the Three months ended September 30, 1995

During the three months ended September 30, 1996, the Company recognized revenue of $330,000 compared to $316,000 of revenue recognized during the three months ended
September 30, 1995.  Revenues from the quarter ended
September 30, 1996 consisted of contract and grant revenues of $297,000, a decrease of $19,000 from the comparable prior year quarter, and $33,000 in revenues generated from sale of the Company's Lead-in-Paint XRF detectors compared to no similar revenue during the prior year comparable period. Of the contract and grant revenue recognized during the quarter ended
September 30, 1996, Small Business Innovation Research ("SBIR") grants with the National Institutes of Health ("NIH") accounted for $214,000, or 72%, a contract with the Department of Energy ("DOE") accounted for $69,000, or 23%, and a grant with the National Aeronautics and Space Administration ("NASA") accounted for $14,000, or 4%. The decrease in contract and grant revenue compared to the quarter ended September 30, 1995 was attributable to the completion of one of the SBIR grants with NIH prior to the first quarter of fiscal year 1996.

The Company continues to submit proposals with various government agencies and commercial entities. Effective
June 10, 1996, the NIH SBIR program awarded the Company a six-month Phase 1 research contract for $99,917, entitled
"New Scintigraphy Mammography Camera". It is anticipated that this revenue will be recognized over the third and fourth quarters of fiscal year 1997.

Research and development expenses were $200,000 during the three months ended September 30, 1996 compared to $348,000 incurred during the three months ended September, 30, 1995, a decrease of $148,000 or 42%. The decrease was attributable to a reduction in personnel and operating expenses. Of the $200,000 of research and development expenses incurred during the quarter ended September 30, 1996, $132,000 or 66%, represented direct costs associated with contract and grants, and $68,000, or 34%, represented overhead costs associated with contract and grants. Research and development costs are expected to continue to increase as the Company heightens its efforts to commercialize its XRF technology subject to careful monitoring of such costs in light of the Company's current financial condition.

General and administrative expenses were $263,000 during the three months ended September 30, 1996 compared to $258,000 during the corresponding period in fiscal 1995, an increase of $5,000 or 1%. The increase resulted primarily from an increase in costs associated with the commercialization of the XRF.

Interest and other income was $1,000 in the three months ended
September 30, 1996 compared to $3,000 in the corresponding period in fiscal 1995, a decrease of $2,000. The decrease was primarily attributable to the usage of available cash to fund operations during the first half of fiscal year 1997.


RESULTS OF OPERATIONS (continued)

Six months ended September 30 ,1996 compared to the Six months ended September 30, 1995

During the six months ended September 30, 1996, the Company recognized revenue of $511,000 compared to $525,000 of revenue recognized during the six months ended September 30, 1995. Revenues from the quarter ended
September 30, 1996 consisted of contract and grant revenues of $430,000 a decrease of $95,000 from the comparable prior year quarter, and $81,000 in revenues generated from sale of the Company's Lead-in-Paint XRF detectors compared to no similar revenue during the prior year comparable period. Of the contract and grant revenue recognized during the quarter ended September 30, 1996, Small Business Innovation Research ("SBIR") grants with the National Institutes of Health ("NIH") accounted for $274,000 or 63%, a contract with the Department of Energy ("DOE") accounted for $113,000 or 26%, and a grant with the National Aeronautics and Space Administration ("NASA") accounted for $43,000, or 10%. The decrease in contract and grant revenue compared to the quarter ended September 30, 1995 was attributable to the completion of one of the SBIR grants with NIH prior to the first quarter of fiscal year 1997.

The Company continues to submit proposals with various government agencies and commercial entities. Effective
June 10, 1996, the NIH SBIR program awarded the Company a six-month Phase 1 research contract for $99,917, entitled
"New Scintigraphy Mammography Camera". It is anticipated that this revenue will be recognized over the second and third quarters of fiscal year 1996.

Research and development expenses were $496,000 during the six months ended September 30, 1996 compared to $664,000 incurred during the six months ended September, 30, 1995, a decrease of $168,000 or 25%. The decrease was attributable to a reduction in personnel and operating expenses. Of the $496,000 of research and development expenses incurred during the period ended September 30, 1996, $332,000 or 67%, represented direct costs associated with contract and grants, and $164,000 or 33%, represented overhead costs associated with contract and grants.
Research and development costs are expected to continue to increase as the Company heightens its efforts to commercialize its XRF technology subject to careful monitoring of such costs in light of the Company's current financial condition.

General and administrative expenses were $433,000 during the six months ended September 30, 1996 compared to $522,000 during the corresponding period in fiscal 1995, a decrease of $89,000 or 17%. The decrease resulted primarily from a reduction in personnel costs, consulting fees and legal fees attendant to the Company's reduction in operations.

Interest and other income was $3,000 in the six months ended
September 30, 1996 compared to $23,000 in the corresponding period in fiscal 1995. The decrease was primarily attributable to the usage of available cash to fund operations during the first quarter of fiscal year 1996.







Liquidity and Capital Resources

The Company's principal sources of cash during the six month period ended September 30, 1996 included research contract and grant funding, which was used principally to offset research and development costs and expenses associated with performing such contracts as well as an allocable portion of overhead associated with performing such contracts and proceeds from a $480,000 loan made by certain of the company's directors, stockholders and others (see note D to Condensed Financial Statements)
 (the "Loans"). At September 30, 1996, the Company had cash and cash equivalents of $64,000 and negative working capital of $528,000.

Although the Company believes that its current government funded research development contracts, grants and awards will provide sufficient revenue to offset costs and expenses associated with work performed under such contracts, the Company will require substantial additional funding to meet its operating objectives, including increasing sales of its XRF lead-in-paint detector. Although the proceeds from the Loans have helped to alleviate the Company's near-term cash shortfall the Company has experienced a severe cash shortfall and, on occasion, had implemented short-term shutdowns to preserve its cash resources without jeopardizing its strategic objectives. The proceeds from the Loans also have been used to pay for ongoing overhead expenses and for other costs The ability of the Company to obtain such additional funds will be dependent upon additional external financing or other capital raising efforts. In light of the Company's limited success in raising external financing, including equity financing, there can be no assurance that any additional efforts will be successful. Accordingly, there can be no assurance that the Company will be able to continue as a going concern, without additional external financing for fiscal year 1997.



PART II - OTHER INFORMATION

Item  5:

On November 5, 1996, Dr. James Gerberman resigned as
President and Treasurer and as a director of the Company.
On October 18, 1996, Bernhardt Denmark resigned as a director of the Company. Following the 1996 annual meeting of stockholders of the Company held on November 12, 1996, at which Gilbert Goldstein, Nathan Greenberg, Richard Serbin,
Dr. Max Tesler and General John Wickham (USA Ret.) were elected as directors of the Company, Dr. Max Tesler was appointed Chairman of the Board, Chief Executive Officer and Treasurer of the Company.








































SIGNATURES





Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	                       			Advanced Detectors, Inc.
	                    				(Registrant)




Date:  November 17, 1996			/s/  Dr. Max Tesler
					Dr. Max Tesler
					Chairman of the Board of Directors,
					Chief Executive Officer,  Treasurer
??


1